Form 10-K
period 2025-12-31
X3 Acquisition Corp. Ltd.
filed 2026-03-25
CIK 2083493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-43061

X3 ACQUISITION CORP. LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1877158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3033 Excelsior Blvd, Suite 343 Minneapolis, MN	55416
(Address of principal executive offices)	(Zip Code)

612-457-0070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable Warrant	XCBEU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	XCBE	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share	XCBEW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was N/A.

As of March 23, 2026, the registrant had 22,500,000 Class A ordinary shares, par value $0.0001 per share outstanding (inclusive of shares included in outstanding units) and 5,625,000 Class B ordinary shares, par value $0.0001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses, including their industry and geographic location;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering or an initial business combination.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us,” “our” or the “Company” refer to X3 Acquisition Corp. Ltd. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to X3 Acquisition Management LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated in the Cayman Islands as an exempted company for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On August 18, 2025, we issued to our sponsor an aggregate of 5,750,000 Class B ordinary shares (the “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to our sponsor’s initial investment of $25,000, we had no assets, tangible or intangible.

On January 22, 2026, we consummated our initial public offering (the “IPO” or “Initial Public Offering”) of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “public shares”) generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “public warrant”). Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,000,000 private placement warrants (the “private warrants”), at a price of $1.00 per private warrant, in a private placement to our sponsor, generating gross proceeds of $5,000,000. Each whole private warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Units (the “Over-Allotment Option Units”), at a price of $10.00 per unit, generating gross proceeds of $25,000,000. On January 26, 2026, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private placement of an additional 375,000 private warrants, at a price of $1.00 per private warrant, to our sponsor, generating gross proceeds of $375,000.

The private warrants are identical to the public warrants sold in the IPO, except that the private warrants, including the underlying securities, are not transferable, assignable or salable by our sponsor until the consummation of our initial business combination, subject to certain limited exceptions. Our sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the private warrants. No underwriting discounts or commissions were paid with respect to such sale. The private warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) as the transactions did not involve a public offering.

Following the closing of the IPO, a total of $225,000,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placement of the private warrants, were placed in a trust account established for the benefit of the Company’s public shareholders (“trust account”) with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes and for winding up and dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 24 months from the closing of the IPO (or by such earlier liquidation date as the Company’s board of directors may approve), subject to applicable law, and (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it has not consummated an initial business combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

We have until the date that is 24 months from the closing of the IPO (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination) (the “completion window”) to consummate our initial business combination or until such earlier liquidation date as our board of directors may approve. If we are unable to complete our initial business combination within the completion window, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and then seek to liquidate and subsequently dissolve.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of a majority of the shareholders as, being entitled to do so, attend and vote (whether in person or by proxy) at a general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

Effecting Our Initial Business Combination

While we may pursue an initial business combination with any business, in any industry or sector, we intend to focus our efforts on identifying businesses within the financial services industry. This includes a broad range of opportunities, such as traditional financial institutions, community and regional banks, asset and wealth management firms, specialty finance companies, and other businesses providing critical financial products and services. We may also consider companies that are leveraging technology to enhance or transform financial services. However, we remain flexible and open to evaluating opportunities outside of these areas if we believe they present compelling value for our shareholders.

Our Strategy

Our strategy is to identify and partner with a business that is well-positioned to benefit from the capital, strategic guidance, and public market access that we can provide. We aim to work closely with management teams to accelerate growth, enhance operational performance, and position the business for long-term success.

We are particularly focused on companies at an inflection point—those undergoing transformation, adapting to evolving market dynamics, or pursuing strategic initiatives to scale. We believe our team’s deep expertise in financial services, capital markets, and operational execution positions us to support businesses through these transitions and help them thrive as public companies.

Target Business Criteria

We intend to focus on businesses that exhibit strong fundamentals, scalable business models, and the potential for long-term value creation. Specifically, we will prioritize companies that meet one or more of the following criteria:

●	Established Market Presence: Companies with a proven operating history, strong customer relationships, and a defensible competitive position.

●	Strong people, processes and culture

●	Attractive Financial Profile: Businesses with recurring revenue streams, robust cash flow generation, and potential for margin expansion.

●	Scalable Business Model: Opportunities for growth through organic initiatives, strategic acquisitions, or operational improvements.

●	Will benefit from having a public currency to enhance its ability to grow organically or through M&A

●	Sector Relevance: Operations within or adjacent to the financial services industry, including traditional institutions and technology-driven platforms.

●	May benefit from X Cubed public markets experience and market data

While our primary focus is on financial services, we remain open to evaluating opportunities in other sectors that meet our investment criteria and offer significant potential for value creation.

Competitive Strengths

Our management team brings over a century of collective experience across blue chip financial institutions, hedge funds, academia, and regulatory bodies. We believe this diverse background equips us with a unique combination of investment acumen, operational expertise, and strategic vision to identify, evaluate, and execute on complex opportunities in the financial services and technology sectors.

Our team’s collective experience includes leadership roles at leading institutions such as Millennium, JP Morgan, Credit Suisse, Saba Capital, Whitebox, SAC Capital, Citicorp, Bankers Trust, and the Federal Reserve Bank of New York. This breadth of experience provides us with a robust network and a deep understanding of market structure, risk management, and investment strategy.

We believe our structural advantage lies in our cross-asset focus and our ability to identify opportunities in the seams between markets—areas often overlooked by segmented credit pods at large multi-managers and specialist credit managers. Our approach is anchored in a deep quantitative understanding of dislocations within and across capital structures, which we believe will enable us to offer consistent, alpha-driven, and diversifying capital appreciation.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the agreement to enter into the initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Redemption Rights for Public Shareholders Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

If a shareholder vote on our initial business combination is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources that are similar to or greater than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with the exercise of redemption rights by our public shareholders may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either or both of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 3033 Excelsior Blvd, Suite 343, Minneapolis, MN 55416, provided by an affiliate of our sponsor. We will reimburse our sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We currently have four officers: Andrew J. Redleaf, Kenneth J. Weiller, Chris Bemis and Toby Maitland Hudson. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES.

We do not own any real estate or other physical properties materially important to our operations. We currently utilize office space at 3033 Excelsior Blvd, Suite 343, Minneapolis, MN 55416, an affiliate of our sponsor. We will reimburse our sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. To the knowledge of management, there is currently no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, Class A ordinary shares and public warrants are listed on Nasdaq under the symbols “XCBEU,” “XCBE” and “XCBEW,” respectively.

Holders

As of March 23, 2026, there were 22,500,000 Class A ordinary shares (inclusive of Class A ordinary shares included in our Units) issued and outstanding held by a total of one (1) holder of record, and 5,625,000 Class B ordinary shares issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. A Cayman Islands company may pay a dividend on its shares out of either profit, retained earnings and/or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. Subject to applicable law, the payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any other share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

None.

Use of Proceeds

On January 22, 2026, we consummated our IPO of 20,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one-half of one public warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,000,000 private warrants, at a price of $1.00 per private warrant, in a private placement to our sponsor, generating gross proceeds of $5,000,000. Each whole private warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Over-Allotment Option Units, at a price of $10.00 per unit, generating gross proceeds of $25,000,000. On January 26, 2026, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private placement of an additional 375,000 private warrants, at a price of $1.00 per private warrant, to our sponsor, generating gross proceeds of $375,000.

Following the IPO, a total of $225,000,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placement of the private warrants, were placed in a trust account established for the benefit of the Company’s public shareholders with Continental Stock Transfer & Trust Company acting as trustee. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

For a description of the use of the proceeds generated in our IPO and the private placement of the private warrants, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on July 31, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private warrants, our shares, debt or a combination of cash, shares and debt.

We may seek to extend the completion window consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our trust account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require special purpose acquisition companies (such as us) to complete their initial business combination in accordance with the Nasdaq 36-month requirement. If we do not meet the Nasdaq 36-month requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 31, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from July 31, 2025 (inception) through December 31, 2025, we had a net loss $69,205, which consisted of formation, general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the sponsor and loans from the sponsor which were repaid at the closing of the Initial Public Offering. As of December 31, 2025, we had no cash and working capital deficit of $280,425.

Subsequent to the period covered by this Annual Report on Form 10-K, on January 22, 2026, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,000,000 private warrants to the sponsor, at a price of $1.00 per private warrant, or $5,000,000 in the aggregate.

On January 26, 2026, we consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $25,000,000. Simultaneously with the consummation of the over-allotment option on January 26, 2026, we also consummated the sale of an additional 375,000 private warrants to the sponsor at a price of $1.00 per private warrant, generating gross proceeds of $375,000.

Following the Initial Public Offering, including the partial over-allotment option, and the sale of the private warrants, a total of $225,000,000 was placed in the trust account. We incurred total transactions costs amounting to $9,571,416, consisting of $3,375,000 of cash underwriting fee, $5,625,000 of deferred underwriting fee, and $571,416 of other offering costs.

For the period from July 31, 2025 (inception) through December 31, 2025, net cash used in operating activities was $0. Net loss of $69,205 was offset by formation, general and administrative costs paid by our sponsor in exchange for issuance of Class B ordinary shares of $8,000, payment of formation, general and administrative costs through promissory note – related party of $46,705, and changes in accrued expenses of $14,500.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private warrants of the post business combination entity at a price of $1.00 per private warrant at the option of the lender. The warrants would be identical to the private warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. These monthly fees will cease upon the completion of the initial business combination or the liquidation of the Company.

The Company granted the underwriters a 45-day option from the effective date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On January 26, 2026, the Company consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option. The remaining underwriters’ over-allotment option expired on March 6, 2026.

The underwriters were entitled to a cash underwriting discount of 1.50% of the gross proceeds of the Initial Public Offering, or $3,375,000 in the aggregate, which was paid at the closing of the Initial Public Offering and during the partial exercise of the over-allotment option. Additionally, the underwriters are entitled to a deferred underwriting discount of 2.50% of the gross proceeds of the Initial Public Offering, or $5,625,000 in the aggregate, and is payable to the underwriters based on the total amount of funds remaining in the trust account after redemptions of public shares; provided that the underwriters have agreed to waive their rights to the deferred underwriting commissions if the trust account is less than $70 million on the closing date of the initial business combination.

Critical Accounting Estimates and Policies

The preparation of the audited financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors are as follows:

Name	Age	Position
Andrew J. Redleaf	68	Chairman and Chief Executive Officer
Kenneth J. Weiller	68	Chief Operating Officer and Chief Financial Officer
Chris Bemis	47	Executive Vice President, Secretary and Director
Toby Maitland Hudson	49	Head of Capital Markets and Director
William N. Goetzmann	70	Independent Director
David H. Lui	65	Independent Director
Nicholas H. Smith	50	Independent Director
Jeffry H. von Gillern	60	Independent Director

Andrew J. Redleaf is Chairman and Chief Executive Officer of the Company. Mr. Redleaf’s career spans several decades from his early work pioneering the use of quantitative methodologies to trade options. He focused his attention on the applied understanding of pricing between markets rather than in isolation to identify opportunities in market structure and behavioral eccentricities, which has become the cornerstone of his investment philosophy. Mr. Redleaf has served as Founder and Head of Portfolio Allocation and Strategy of X Cubed Capital Management LLC since 2021. He has launched funds including Deephaven Market Neutral Fund, which grew to $300 million under management, and Whitebox Advisors, which grew to become a $5.5-billion fund with offices in Minneapolis, Austin, London and Sydney. Mr. Redleaf is an active investor in private companies. He is the controlling shareholder of Park Financial Group, a bank holding company. During his ten-year tenure as principal owner, Park State Bank has consistently been a top performing community bank across multiple categories including return on equity and efficiency ratio. Assets have grown from $30 million to $1.4 billion. Mr. Redleaf earned a Master’s degree in mathematics from Yale University.

Kenneth J. Weiller is Chief Operating Officer and Chief Financial Officer of the Company. Mr. Weiller has worked in the hedge fund industry for over 25 years. He has served as Chief Operating Officer of X Cubed Capital Management LLC since 2022. He was a consultant at CoinFund Management LLC from March 2021 to November 2021. From November 2019 to May 2020, Mr. Weiller was Partner and COO at Econometrics Capital Management LLC, where he was responsible for setting up the fund and all non-investment functions. Other experience includes: COO roles at Westfield Investment and EVA Capital, where he also served as CCO; COO roles at Claren Road Asset Management and Saba Capital Management, where he also served as the Risk Manager during the firm’s first two years of operation; and SAC Capital, where over his six years there he served as the Director of Risk Management, Director of Operations and Director of Trading Administration. Mr. Weiller began his career at the Federal Reserve Bank of New York and worked in Treasury and Risk at both Citicorp and Bankers Trust. Mr. Weiller earned his PhD in Economics at Harvard University, an MA in Economics at Tufts University, and a Bachelor’s in Economics at St. Lawrence University.

Chris Bemis, PhD is Executive Vice President, Secretary and a director of the Company. Mr. Bemis has served as Co-Founder and Managing Partner of X Cubed Capital Management LLC since 2021. Mr. Bemis focuses on alpha-driven portfolio construction across various asset classes. He joined X Cubed after serving as head of Whitebox Advisors’ quant group. Mr. Bemis’ work has yielded several systematic credit strategies, most recently in corporate credit. Mr. Bemis earned his PhD in applied mathematics from the University of Minnesota, where his thesis involved modelling and optimization for portfolios of risky assets. Mr. Bemis remains as affiliated faculty in their math finance program.

Toby Maitland Hudson is Head of Capital Markets and a director of the Company. A former attorney, Mr. Hudson’s expertise spans origination, structuring and trading in the corporate, structured and direct lending markets. Throughout his 25-year career, he has synthesized quantitative and qualitative analysis to identify the optimal part of the capital structure in which to invest. His experience encompasses corporate bonds, credit derivatives, ABS, RMBS, CMBS, CLO and equities. Mr. Hudson joined X Cubed Capital Management LLC in 2021 from Pinelands Capital Management (now a division of Millennium Management) where he was a senior member of a business focused on IG corporate and mortgage credit from 2017 to 2021. Prior to Millennium, Mr. Hudson led the CRE/CMBS business at Saba Capital, managing investments in commercial mortgage conduits, mezzanine loans, and related derivatives. His prior experience includes roles senior PM/Managing Director roles in mortgage exotics at JPMorgan and mortgage credit trading at Bear Stearns. Mr. Hudson holds a Bachelor of Laws (LLB) in English and French Law from King’s College London and the Universite Paris I (Pantheon Sorbonne).

William N. Goetzmann serves as a member of our board of directors. Mr. Goetzmann is the Edwin J. Beinecke Professor of Finance and Management Studies and faculty director of the International Center for Finance at the Yale School of Management and faculty director of its Executive MBA program in Asset Management. Mr. Goetzmann is widely recognized for his research in the field of investments and is currently the Executive Editor of the Financial Analysts Journal, the leading journal for the practice of investment management. His professional experience includes eight years on the board of the investment company Commonfund, current service on the board of the Jeffrey Company, and past consultation with the Norwegian Pension Fund Global. Mr. Goetzmann has written and co-authored a number of books, including Modern Portfolio Theory and Investment Analysis (Wiley, 2014) and Money Changes Everything: How Finance Made Civilization Possible (Princeton, 2016). He is a recognized academic expert in the field of investment management and alternative asset classes and the recipient of the James R. Vertin Award from the CFA Institute Research Foundation “for a body of research notable for its relevance and enduring value to investment professionals.” Mr. Goetzmann holds a PhD in Operations Research from Yale University and an MBA from Yale School of Management.

David H. Lui serves as a member of our board of directors. Mr. Lui’s lifelong professional focus has been the creation of processes in the financial services industry which mirror the ethical needs of the industry’s clientele. He has been Chief Compliance Officer for some of America’s largest investment advisers, including Charles Schwab Investment Management, Franklin Templeton Advisers, U.S. Bancorp Asset Management and a $100 billion subsidiary of Wells Fargo. He was named a Principal of that Wells Fargo subsidiary and was responsible for the oversight of the negotiation of $80 billion of investment contracts. By virtue of these relationships, Mr. Lui has held positions as an officer of the board of some of the largest mutual funds in the United States. During the financial crisis, Mr. Lui was Chair of the National Society of Compliance Professionals, the industry trade group covering Securities Compliance for U.S. investment advisers. As Chair during that troubled time, he was responsible for the creation of numerous industry regulatory liaisons with the Office of Compliance, Inspections and Examinations of the U.S. Securities and Exchange Commission, and the House Financial Services Committee. After completing his role as Chair, Mr. Lui partnered with the former Chief Counsel of the Office of Compliance Inspections and Examinations at the Securities and Exchange Commission to write the nation’s leading treatise on Securities Compliance—a two Volume, 1,600-page work called Modern Compliance: Best Practices in Securities and Finance. That work is in use at many institutions in the United States, and is the most widely distributed work on securities compliance in the nation. Mr. Lui is a graduate of Brown University in Providence, Rhode Island with Honors in History and received his Juris Doctor degree from the University of California, Hastings College of the Law. He is an attorney admitted to practice in Minnesota and California. He is a frequent speaker at national conferences related to Securities Compliance.

Nicholas H. Smith serves as a member of our board of directors. Mr. Smith is the Founder and CEO of Rice Park Capital Management LP, an alternative investment firm focused on mortgage finance and structured credit. He has nearly 25 years of experience across capital markets, mortgage credit, structured products, operating companies and Fintech. Before founding Rice Park in 2019, Mr. Smith was CEO and Chief Investment Officer of Blackstone’s (NYSE: BX) private residential mortgage REIT, Podium Mortgage Capital, from 2017 to 2018 and Co-Founder and CIO of Finance of America Companies (NYSE: FOA) from 2015 to 2017. From 2012 to 2015, Mr. Smith was Managing Director and Head of Residential Mortgage Investment Business of Pine River Capital Management. He previously served as Managing Director at Two Harbors Investment Corp. (NYSE: TWO), where he led the firm’s MSR and whole loan investment platform and held senior investment and corporate development roles at Green Tree Investment Management and GMAC ResCap. Mr. Smith studied economics as an undergraduate at the University of Minnesota and pursued graduate studies at Northeastern University and the University of London in quantitative finance. He is a member of the CFA Institute and CFA Society of Minnesota. Mr. Smith has served on a variety of public, private, and philanthropic boards. He currently serves on the advisory boards of Capacity and First American Financial (NYSE: FAF).

Jeffry H. von Gillern serves as a member of our board of directors. Mr. von Gillern is the former Vice Chairman of Technology and Operations Services at U.S. Bancorp, a position he held from 2010 until his retirement in 2023. As a member of the Managing Committee, he reported directly to the Chairman and CEO, overseeing a significant annual investment portfolio and leading a global team of approximately 25,000 staff. He joined U.S. Bancorp in 2001 as Executive Vice President and served as Chief Information Officer from 2007 to 2010, where he led major technology upgrades, supported numerous bank acquisitions, and directed complex portfolio conversions. Prior to U.S. Bancorp, Mr. von Gillern served as CIO of IronPlanet, an early online marketplace for used heavy equipment, from 2000 to 2001. Before that, he spent 12 years at Visa International, where he was Senior Vice President of Processing Services. Mr. von Gillern currently serves on the Board of Directors of NCR Atleos (since 2023) and is Treasurer and a Board Director for Children’s Hospital of Minnesota (since 2022). His prior board roles include Lead Director of ViewPointe LLC (2010–2015), Board Director of Syncada LLC (2010–2014), and Chair of the Board of Governors for the Children’s Theatre Company in Minneapolis (2014–2017). Mr. von Gillern earned a Bachelor of Science in Business from the University of Arizona and also studied at the University of London.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven (7) members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. The provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Committees of the Board of Directors

Our board of directors has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. David H. Lui, Jeffrey H. von Giller and Nicholas H. Smith serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. David H. Lui, Jeffrey H. von Giller and Nicholas H. Smith are each independent.

Mr. Lui serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Lui qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are William N. Goetzman, Jeffrey H. von Gillern and Nicholas H. Smith. Mr. Goetzman serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. William N. Goetzman, Jeffrey H. von Gillern and Nicholas H. Smith are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are William N. Goetzmann, David H. Lui, Nicholas H. Smith and Jeffry H. von Gillern. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, which is available by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officer and Director Compensation

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination.

In addition, our officers and directors have indirect interests in the founder shares held by the sponsor as compensation for their services as officers and directors of the Company. Our Chairman and Chief Executive Officer, Andrew J. Redleaf, has an indirect interest in 3,913,000 founder shares through membership interests in our sponsor. Our Chief Operating Officer and Chief Financial Officer, Kenneth J. Weiller, has an indirect interest in 335,400 founder shares through membership interests in our sponsor. Our Executive Vice President and Secretary, Chris Bemis, has an indirect interest in 335,400 founder shares through membership interests in our sponsor. Our Head of Capital Markets, Toby Maitland Hudson, has an indirect interest in 838,500 founder shares through membership interests in our sponsor. In addition, our independent directors have received for their services as a director an indirect interest in the founder shares through membership interests in our sponsor. William N. Goetzmann, David H. Lui, Nicholas H. Smith and Jeffry H. von Gillern have each received an indirect interest in 40,000 founder shares through membership interests in our sponsor. As Chair of the Company’s Audit Committee, Mr. Lui may receive an additional indirect interest in up to 40,000 founder shares, based on the actual work required to fulfill the requirements of the role. Any such additional interest has not yet been determined.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers by the Company will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares, including both Class A ordinary shares and Class B ordinary shares, as of March 23, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors that beneficially owns ordinary shares; and
●	all our officers and directors as a group.

The following table is based on 28,125,000 ordinary shares, consisting of 22,250,000 Class A ordinary shares (inclusive of shares included in outstanding units) and 5,625,000 Class B ordinary shares, outstanding as of March 23, 2026. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of any warrants, as these warrants are not exercisable within 60 days of March 23, 2026.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
X3 Acquisition Management LLC(2)	5,625,000	20.00%
Andrew J. Redleaf(2)	—	—
Kenneth J. Weiller	—	—
Toby Maitland Hudson	—	—
Chris Bemis	—	—
William N. Goetzmann	—	—
David H. Lui	—	—
Nicholas H. Smith	—	—
Jeffry H. von Gillern	—	—
All directors and executive officers as a group (8 individuals)	5,625,000	20.00%
Linden Capital L.P.(3)	1,400,000	4.98%
Meteora Capital, LLC(4)	2,000,000	7.11%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is c/o X3 Acquisition Corp., Ltd., 3033 Excelsior Blvd, Suite 343, Minneapolis, MN 55416.
(2)	X3 Acquisition Management LLC, our sponsor, is the record holder of such shares. Andrew J. Redleaf controls X Cubed Capital Management LLC, the managing member of the Sponsor and holds voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Redleaf disclaims any beneficial ownership of the securities held by the Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Our officers and directors have indirect interests in the founder shares through membership interests in the sponsor.
(3)	Based on a Schedule 13G filed by the reporting person on January 26, 2026. Consists of 1,342,424 Class A ordinary shares held for the account of Linden Capital L.P. (“Linden Capital”) and 57,576 Class A ordinary shares one or more separately managed accounts (the “Managed Accounts”). Linden GP LLC (“Linden GP”) is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors LP (“Linden Advisors”) is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by Linden Capital and the Managed Accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.
(4)	Based on a Schedule 13G filed by the reporting person on February 6, 2026. Consists of shares held by certain funds and managed accounts to which Meteora Capital, LLC (“Meteora Capital”) serves as investment manager (collectively, the “Meteora Funds”). Vik Mittal serves as the Managing Member of Meteora Capital with respect to the shares held by the Meteora Funds. The principal business address for each of the foregoing persons is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

Restrictions on Transfers of Founder Shares and Private Warrants

The founder shares and private warrants and any securities issued upon conversion thereof (including any securities underlying those securities) are each subject to transfer restrictions. The lock-up provisions provide that such securities are not transferable or saleable (i) in the case of the founder shares, until the earlier of (A) 180 days after the completion of our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private warrants (including the underlying securities), until 30 days after the completion of our initial business combination except in each case (a) to our or the underwriters’ officers, directors, advisors or consultants, any affiliate or family member of any of our or the underwriters’ officers, directors, advisors or consultants, any members or partners of the sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the sponsor, or any employees of such affiliates; (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) pro rata distributions from our sponsor or the underwriters to its respective members, partners or shareholders pursuant to our sponsor’s or the underwriters’ limited liability company agreement or other charter documents; (g) by virtue of the laws of the State of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor or upon dissolution of the underwriters; (h) in the event of our liquidation prior to our consummation of our initial business combination; (i) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); (j) to us for no value for cancellation in connection with the consummation of our initial business combination; or (k) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (g) and clause (i) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the (i) founder shares, (ii) private warrants (including the underlying securities) and (iii) warrants (including the underlying securities) that may be issued upon conversion of working capital loans have registration rights that require us to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of our initial business combination pursuant to a registration rights agreement signed prior to or on the effective date of the Company’s registration statement for the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 18, 2025, we issued to our sponsor an aggregate of 5,750,000 Class B ordinary shares (up to 750,000 are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised) for an aggregate purchase price of $25,000, or approximately $0.004 per share. On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Units. As a result, 625,000 founder shares are no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company.

Simultaneously with the sale of Units in the IPO (including the Over-Allotment Option Units), our sponsor purchased an aggregate of 5,375,000 private warrants at a price of $1.00 per warrants, or $5,375,000 in the aggregate. Each whole private warrant entitles the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The private warrants are identical to the public warrants sold as part of the Units in the IPO, except with respect to certain registration rights and transfer restrictions. The holders of the private warrants agreed not to transfer, assign or sell any of the private warrants or underlying securities (except in limited circumstances) until 30 days after the completion of our initial business combination. The holders of the private warrants were granted certain demand and piggyback registration rights in connection with the purchase of the private warrants and the underlying securities.

Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of (A) 180 days after the completion of our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

We have entered into an administrative services agreement pursuant to which we have agreed to pay our sponsor or an affiliate thereof $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the applicable lender. Such warrants would be identical to the private warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans, and such terms will be subject to the approval of our audit committee.

We have entered into a registration rights agreement with respect to the founder shares and private warrants (and underlying securities) and private warrants (and underlying securities) issued upon conversion of working capital loans (if any).

Policy for Approval of Related Party Transactions

We have adopted a Code of Business Conduct and Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Business Conduct and Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, prior to consummating an initial business combination with an entity that is affiliated with any of our directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that William N. Goetzmann, David H. Lui, Nicholas H. Smith and Jeffry H. von Gillern are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from July 31, 2025 (inception) through December 31, 2025 totaled $101,730. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the period from July 31, 2025 (inception) through December 31, 2025.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the period from July 31, 2025 (inception) through December 31, 2025.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the period from July 31, 2025 (inception) through December 31, 2025.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit	Description
1.1	Underwriting Agreement, dated January 20, 2026, by and between the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement Amendment No. 1 to Form S-1 (File No. 333-290299) filed with the SEC on December 19, 2025).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement Amendment No. 1 to Form S-1 (File No. 333-290299) filed with the SEC on December 19, 2025).
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).
4.4	Warrant Agreement, dated January 20, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
4.5*	Description of the Company’s securities.
10.1	Letter Agreement, dated January 20, 2026, by and among the Company, X3 Acquisition Management LLC and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
10.2	Investment Management Trust Agreement, dated January 20, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
10.3	Registration Rights Agreement, dated January 20, 2026, by and among the Company, X3 Acquisition Management LLC and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
10.4	Private Placement Warrants Purchase Agreement, dated January 20, 2026, by and between the Company and X3 Acquisition Management LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
10.5	Indemnity Agreement, dated January 20, 2026, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
10.6	Administrative Services Agreement, dated January 20, 2026, by and between the Company and X3 Acquisition Management LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2026).
14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement Amendment No. 1 to Form S-1 (File No. 333-290299) filed with the SEC on December 19, 2025).
19*	Insider Trading Policy.
21*	List of Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2026	X3 ACQUISITION CORP. LTD.

	By:	/s/ Andrew J. Redleaf
	Name:	Andrew J. Redleaf
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew J. Redleaf	Chief Executive Officer and Chairman	March 25, 2026
Andrew J. Redleaf	(Principal Executive Officer)

/s/ Kenneth J. Weiller	Chief Financial Officer	March 25, 2026
Kenneth J. Weiller	(Principal Financial and Accounting Officer)

/s/ Chris Bemis	Executive Vice President and Director	March 25, 2026
Chris Bemis

/s/ Toby Maitland Hudson	Head of Capital Markets and Director	March 25, 2026
Toby Maitland Hudson

/s/ William N. Goetzmann	Director	March 25, 2026
William N. Goetzmann

/s/ David H. Lui	Director	March 25, 2026
David H. Lui

/s/ Nicholas H. Smith	Director	March 25, 2026
Nicholas H. Smith

/s/ Jeffry H. von Gillern	Director	March 25, 2026
Jeffry H. von Gillern

X3 ACQUISITION CORP. LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

X3 Acquisition Corp. Ltd.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of X3 Acquisition Corp. Ltd. (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from July 31, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from July 31, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 25, 2026

PCAOB ID Number 100

X3 ACQUISITION CORP. LTD.

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Prepaid expenses	$11,338
Total Current Assets	11,338
Deferred offering costs	236,220
Total Assets	$247,558

Liabilities and Shareholder’s Deficit:
Accrued expenses	$14,500
Accrued offering costs	21,305
Promissory note – related party	255,958
Total Current Liabilities	291,763
Total Liabilities	291,763

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(69,205)
Total Shareholder’s Deficit	(44,205)
Total Liabilities and Shareholder’s Deficit	$247,558

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Units; as a result, 625,000 founder shares are no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company.

The accompanying notes are an integral part of the financial statements.

X3 ACQUISITION CORP. LTD.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 31, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation, general and administrative costs	$69,205
Net loss	$(69,205)

Basic and diluted weighted average Class B ordinary shares outstanding(1)	5,000,000

Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Units; as a result, 625,000 founder shares are no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company.

The accompanying notes are an integral part of the financial statements.

X3 ACQUISITION CORP. LTD.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM JULY 31, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 31, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(69,205)	(69,205)

Balance – December 31, 2025	—	$—	5,750,000	$575	$24,425	$(69,205)	$(44,205)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Units; as a result, 625,000 founder shares are no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company.

The accompanying notes are an integral part of the financial statements.

X3 ACQUISITION CORP. LTD.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 31, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash flows from operating activities:
Net loss	$(69,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation, general and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	8,000
Formation, general and administrative costs paid by Sponsor through promissory note – related party	46,705
Changes in operating assets and liabilities:
Accrued expenses	14,500
Net cash used in operating activities	—

Net Change in Cash	—
Cash, beginning of period	—
Cash, end of period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$21,305
Deferred offering costs paid through promissory note – related party	$197,915
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$17,000
Prepaid services contributed by Sponsor through promissory note – related party	$11,338

The accompanying notes are an integral part of the financial statements.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization and Business Operations

X3 Acquisition Corp. Ltd. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 31, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 31, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is X3 Acquisition Management LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 20, 2026. On January 22, 2026, the Company consummated the Initial Public Offering of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”), generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,000,000 private placement warrants (the “Private Warrants”) to the Sponsor in a private placement, at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

On January 26, 2026, the Company consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $25,000,000. Simultaneously with the consummation of the over-allotment option on January 26, 2026, the Company also consummated the sale of an additional 375,000 Private Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $375,000.

Transaction costs amounted to $9,571,416, consisting of $3,375,000 of cash underwriting fee, $5,625,000 of deferred underwriting fee, and $571,416 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions held and taxes payable on the interest earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering and the partial over-allotment option, an amount of $225,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Warrants were placed in a U.S. based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as our board of directors may approve or such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to its amended and restated memorandum and articles of association (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially $10.00 per public share.

The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes, if any, and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Completion Window.

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction).

The Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable and up to $100,000 to pay dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As of December 31, 2025, the Company had no cash and a working capital deficit of $280,425.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants. As of December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company completed its Initial Public Offering on January 22, 2026 and the sale of additional Units as a result of the partial exercise by the underwriters of their over-allotment option on January 26, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has until the Completion Window to complete the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering, the sale of the Private Warrants, the sale of additional Units, and the sale of additional Private Warrants as a result of the partial exercise by the underwriters of their over-allotment option, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. On January 22, 2026, upon completion of the Initial Public Offering, offering costs allocated to the public shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public Warrants and Private Warrants were charged to shareholders’ deficit as Public Warrants and Private Warrants, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters. On January 23, 2026, the underwriters partially exercised their over-allotment option and the sale of Units pursuant thereto was consummated on January 26, 2026 resulting in 625,000 founder shares no longer subject to forfeiture. As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are be accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters’ over-allotment was not fully exercised at the time of the Initial Public Offering. As of December 31, 2025, there is no over-allotment option liability recognized in the Company’s balance sheet. On January 22, 2026, the Company recognized a total of $251,400 of over-allotment option liability. On January 26, 2026, the Company reduced the over-allotment option liability by $209,500 as a result of the partial exercise by the underwriters of their over-allotment option. The remaining underwriters’ over-allotment option expired on March 6, 2026, and the Company closed the remaining $41,900 over-allotment option liability against accumulated deficit.

Warrant Instruments

The Company accounts for the Public Warrants and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were no Public Warrants or Private Warrants outstanding as of December 31, 2025.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation”, guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 3 — Initial Public Offering

In the Initial Public Offering on January 22, 2026, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit for a total of $200,000,000. On January 26, 2026, the Company consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $25,000,000. Each Unit has a price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants

As of December 31, 2025, there were no warrants issued or outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixty-first (61st) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends to the notice of redemption to the warrant holders.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision, reorganizations, recapitalizations or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any founder shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

In case of any reclassification or reorganization of the outstanding Class A ordinary shares (other than those described above or that solely affects the par value of such Class A ordinary shares), or in the case of any merger or consolidation of the Company with or into another corporation (other than a consolidation or merger in which the Company is the continuing corporation and that does not result in any reclassification or reorganization of the issued and outstanding Class A ordinary shares), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of the Company as an entirety or substantially as an entirety in connection with which the Company is dissolved, the holders of the warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the warrants and in lieu of the Class A ordinary shares immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of Class A ordinary shares or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the warrants would have received if such holder had exercised their warrants immediately prior to such event (the “Alternative Issuance”). If less than 70% of the consideration receivable by the holders of Class A ordinary shares in such a transaction is payable in the form of securities in the successor entity that are listed for trading on a national securities exchange or quoted in an established over-the-counter market, or are to be so listed for trading or quoted immediately following such event, and if the registered holder of the warrant properly exercises the warrant within thirty days following public disclosure of such transaction, the warrant exercise price will be reduced as specified in the warrant agreement based on the Black-Scholes Warrant Value (as defined in the warrant agreement) of the warrant. The purpose of such exercise price reduction is to provide additional value to holders of the warrants when an extraordinary transaction occurs during the exercise period of the warrants pursuant to which the holders of the warrants otherwise do not receive the full potential value of the warrants.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,000,000 Private Warrants, at a purchase price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate, in a private placement. Simultaneously with the closing of the over-allotment option on January 26, 2026, the Company also consummated the sale of an additional 375,000 Private Warrants to the Sponsor at a price of $1.00 per Private Warrant, generating gross proceeds of $375,000. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor, or their permitted transferees, the Private Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

Note 5 — Related Party Transactions

Founder Shares

On August 18, 2025, the Company issued 5,750,000 founders shares to the Sponsor in exchange for a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses. Up to 750,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On January 23, 2026, the underwriters partially exercised their over-allotment option and the sale of Units pursuant thereto was consummated on January 26, 2026, resulting in 625,000 founder shares no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company.

On January 22, 2026, the Sponsor granted membership interests equivalent to an aggregate of 160,000 founder shares to the independent directors of the Company. The membership interests in founder shares granted to the independent directors are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The founder shares have an aggregate fair value of $393,600 or $2.46 per share. The Company recognized share-based compensation expense of $363,600 on January 22, 2026. The Company established the fair value of founder shares using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) implied share price of $9.85, and (ii) probability of De-SPAC and instrument-specific market adjustment of 25.0%.

With certain limited exceptions, the Company’s initial shareholders agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) 180 days after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares.

Promissory Note — Related Party

On August 5, 2025, the Sponsor had agreed to loan the Company an aggregate of up to $400,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of November 1, 2026, the date on which the Company consummates the Initial Public Offering, or the date on which the Company determines not to proceed with the Initial Public Offering. As of December 31, 2025, there was $255,958 outstanding under the Promissory Note. The outstanding amount of $286,183 was repaid at the closing of the Initial Public Offering on January 22, 2026. Borrowings under the note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants. As of December 31, 2025, no such Working Capital Loans were outstanding.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Administrative Services Agreement

Commencing on January 20, 2026, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. As of December 31, 2025, such arrangement had not been executed, and the Company did not incur any fees for these services.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of the founder shares, the Private Warrants and the Class A ordinary shares underlying such Private Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On January 26, 2026, the Company consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option. The remaining underwriters’ over-allotment option expired on March 6, 2026.

The underwriters were entitled to a cash underwriting discount of 1.50% of the gross proceeds of the Initial Public Offering, or $3,375,000 in the aggregate, which was paid at the closing of the Initial Public Offering and during the partial exercise of the over-allotment option. Additionally, the underwriters are entitled to a deferred underwriting discount of 2.50% of the gross proceeds of the Initial Public Offering, or $5,625,000 in the aggregate, and is payable to the underwriters based on the total amount of funds remaining in the Trust Account after redemptions of public shares; provided that the underwriters have agreed to waive their rights to the deferred underwriting commissions if the Trust Account is less than $70 million on the closing date of the initial Business Combination.

Note 7 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On August 18, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding. On January 23, 2026, the underwriters partially exercised their over-allotment option and the sale of Units pursuant thereto was consummated on January 26, 2026, resulting in 625,000 founder shares no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, approximately 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Deferred offering costs	$236,220

For the Period from July 31, 2025 (Inception) Through December 31, 2025
Formation, general and administrative costs	$69,205

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

X3 ACQUISITION CORP. LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The CODM reviews the position of total assets as reported in the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 25, 2026, the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Commencing on January 20, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support.

The registration statement for the Company’s Initial Public Offering was declared effective on January 20, 2026. On January 22, 2026, the Company consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,000,000 Private Warrants to the Sponsor in a private placement, at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate.

Following the closing of the Initial Public Offering, on January 22, 2026, an amount of $200,000,000 ($10.00 per Public Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Warrants, was held in a Trust Account.

On January 22, 2026, the underwriters were paid in cash an underwriting discount of 1.50% of the gross proceeds of the Initial Public Offering, or $3,000,000 in the aggregate. Upon the consummation of the initial Business Combination, the Company will pay the underwriters a deferred underwriting discount of 2.50% of the gross proceeds of the Initial Public Offering, or $5,000,000 in the aggregate.

On January 22, 2026, the Sponsor granted membership interests equivalent to an aggregate of 160,000 founder shares to the independent directors of the Company. The Company recognized share-based compensation expense of $363,600 on January 22, 2026.

On January 22, 2026, the Company fully settled the $286,183 outstanding balance of the promissory note. Borrowings under the note are no longer available.

On January 26, 2026, the Company consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $25,000,000.

Simultaneously with the consummation of the over-allotment option on January 26, 2026, the Company also consummated the sale of an additional 375,000 Private Warrants to the Sponsor at a price of $1.00 per Private Warrant, generating gross proceeds of $375,000. As a result of the partial exercise of the over-allotment option, 625,000 founder shares are no longer subject to forfeiture. As of January 26, 2026, the Sponsor owes the Company an aggregate amount of $375,000, representing the funds advanced in connection with the purchase of Private Warrants by the Sponsor related to the partial exercise of the over-allotment option.

As of January 26, 2026, a total of $225,000,000 of the net proceeds from the Initial Public Offering, including the partial over-allotment option, and the sale of the Private Warrants were placed in the Trust Account.

On January 26, 2026, the underwriters were paid in cash an additional underwriting discount of $375,000 and the underwriters are entitled to an additional deferred underwriting discount of $625,000 as a result of the partial exercise of the over-allotment option.

The remaining underwriters’ over-allotment option for 500,000 Units expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company and the Company closed the remaining $41,900 over-allotment option liability against accumulated deficit.

Commencing on March 13, 2026, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and warrants included in the Units. Any Units not separated will continue to trade on Nasdaq under the symbol “XCBEU.” Any underlying Class A ordinary shares and warrants that are separated will trade on Nasdaq under the symbols “XCBE” and “XCBEW,” respectively.

