Form 10-Q
period 2026-03-31
X3 Acquisition Corp. Ltd.
filed 2026-05-20
CIK 2083493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 19, 2026, there were 22,500,000 Class A ordinary shares (inclusive of shares included in outstanding units), $0.0001 par value per share and 5,625,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

X3 ACQUISITION CORP. LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

X3 ACQUISITION CORP. LTD.

CONDENSED BALANCE SHEETS

	March 31,
	2026	December 31,
	(Unaudited)	2025
Assets:
Current assets
Cash	$921,248	$—
Due from Sponsor	375,000	—
Prepaid expenses	88,138	11,338
Total current assets	1,384,386	11,338
Deferred offering costs	—	236,220
Marketable securities held in Trust Account	226,486,330	—
TOTAL ASSETS	$227,870,716	$247,558
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$146,441	$14,500
Accrued offering costs	75,000	21,305
Promissory note – related party	—	255,958
Total current liabilities	221,441	291,763
Deferred underwriting fee payable	5,625,000	—
Total Liabilities	5,846,441	291,763

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 22,500,000 shares at a redemption value of $10.07 and $0 per share at March 31, 2026 and December 31, 2025, respectively	226,486,330	—

Shareholders’ Deficit:

Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 25,500,000 shares subject to possible redemption at March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,625,000 and 5,750,000 shares issued and outstanding(1) at March 31, 2026 and December 31, 2025, respectively	563	575
Additional paid-in capital	—	24,425
Accumulated deficit	(4,462,618)	(69,205)
Total Shareholders’ Deficit	(4,462,055)	(44,205)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$227,870,716	$247,558

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Units; as a result, 625,000 founder shares are no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

X3 ACQUISITION CORP. LTD.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$221,434
Loss from operations	(221,434)

Other income (expense):
Change in overallotment liability	41,900
Compensation expense	(393,600)
Interest earned on marketable securities held in Trust Account	1,486,330
Total Other income, net	1,134,630

Net income	$913,196

Basic and diluted weighted average Class A ordinary shares outstanding	16,888,889

Basic and diluted net income per Class A ordinary shares	$0.04

Basic weighted average Class B ordinary shares outstanding(1)	5,444,444

Basic net income per Class B ordinary share	$0.04

Diluted weighted average Class B ordinary shares outstanding(1)	5,625,000

Diluted net income per Class B ordinary share	$0.04

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Units; as a result, 625,000 founder shares are no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

X3 ACQUISITION CORP. LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$24,425	$(69,205)	$(44,205)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,890,584)	(5,306,609)	(14,197,193)

Sale of Private Placement Warrants	—	—	—	—	5,375,000	—	5,375,000

Fair value of Public Warrants at issuance	—	—	—	—	3,262,500	—	3,262,500

Allocated value of transaction costs to Public and Private Placement Warrants	—	—	—	—	(164,953)	—	(164,953)

Compensation expenses	—	—	—	—	393,600	—	393,600

Forfeiture of Founder Shares	—	—	(125,000)	(12)	12	—	—

Net income	—	—	—	—	—	913,196	913,196

Balance – March 31, 2026	—	$—	5,625,000	$563	$—	$(4,462,618)	$(4,462,055)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Units; as a result, 625,000 founder shares are no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

X3 ACQUISITION CORP. LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$913,196
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	30,225
Amortization of prepaid expense	1,085
Interest earned on marketable securities held in Trust Account	(1,486,330)
Compensation expense	393,600
Change in fair value of overallotment liability	(41,900)
Changes in operating assets and liabilities:
Prepaid expenses	(78,497)
Accounts payable and accrued expenses	131,941
Net cash used in operating activities	(136,680)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(225,000,000)
Net cash used in investing activities	(225,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	221,625,000
Proceeds from sale of Private Placements Warrants	5,375,000
Due from Sponsor	(375,000)
Proceeds from promissory note - related party	(286,183)
Payment of offering costs	(280,889)
Net cash provided by financing activities	226,057,928
Net Change in Cash	921,248
Cash – Beginning of period	—
Cash – End of period	$921,248

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

X3 Acquisition Corp. Ltd. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 31, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of March 31. 2026, the Company had not commenced any operations. All activity for the period from July 31, 2025 (inception) through March 31. 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is X3 Acquisition Management LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 20, 2026. On January 22, 2026, the Company consummated the Initial Public Offering of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”), generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,000,000 private placement warrants (the “Private Placement Warrants”) to the Sponsor in a private placement, at a price of $1.00 per warrant, or $5,000,000 in the aggregate. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

On January 26, 2026, the Company consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $25,000,000. Simultaneously with the consummation of the over-allotment option on January 26, 2026, the Company also consummated the sale of an additional 375,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $375,000.

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

Following the closing of the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option, an amount of $225,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants were placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as our board of directors may approve or such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to its amended and restated memorandum and articles of association (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of March 31, 2026 and December 31, 2025, the amount in the Trust Account is $10.07 and $0.00 per public share, respectively.

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As of March 31, 2026, the Company had cash of $921,248 and working capital of $1,162,945.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31. 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. The Company intends to complete the initial Business Combination before the end of the Completion Window. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Completion Window.

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

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amount of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $921,248 in cash and no cash equivalent as of March 31, 2026. The Company did not have any cash or cash equivalent as of December 31, 2025.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2026 and December 31, 2025, the marketable securities held in the Trust Account were in U.S. Treasury Securities Money Market Funds.

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

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. On January 22, 2026, upon completion of the Initial Public Offering, and on January 26, 2026, upon the sale of the additional Units as a result of the underwriters’ partial exercise of their over-allotment option, offering costs allocated to the Public Shares subject to possible redemption are charged to temporary equity and offering costs allocated to the Public Warrants, and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and are be accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters’ over-allotment was not fully exercised at the time of the Initial Public Offering. As of March 31, 2026, the remaining underwriters’ over-allotment option has expired (after the underwriters partially exercised their over-allotment option on January 26, 2026) and, accordingly, no related liability is recognized in the Company’s condensed balance sheets.

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(2,900,000)
Proceeds allocated to over-allotment	(251,400)
Class A ordinary shares issuance costs	(8,422,639)
Plus:
Proceeds from exercise of over-allotment option	25,000,000
Proceeds Allocated to Public Warrants	(362,500)
Reclassification of over-allotment liability upon partial exercise	209,500
Class A ordinary shares issuance at cost	(983,824)
Accretion of carrying value to redemption value	2,623,154
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$226,486,330

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per share attributable to ordinary shareholders adjust the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$690,576	$222,620
Denominator:
Basic weighted average ordinary shares outstanding	16,888,889	5,444,444
Basic net income per ordinary share	$0.04	$0.04

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

	For the Three Months Ended March 31, 2026
	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$685,038	$228,158
Denominator:
Diluted weighted average ordinary shares outstanding	16,888,889	5,625,000
Diluted net income per ordinary share	$0.04	$0.04

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of March 31, 2026, there were 10,000,000 Public Warrants and 5,000,000 Private Placement Warrants outstanding.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation,” guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering on January 22, 2026, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit for a total of $200,000,000. Each Unit has a price of $10.00 and consists of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

On January 26, 2026, the Company consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $25,000,000. Simultaneously with the consummation of the over-allotment option on January 26, 2026, the Company also consummated the sale of an additional 375,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $375,000.

Warrants

As of March 31, 2026, there were 10,000,000 Public Warrants and 5,000,000 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate, in a private placement. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the over-allotment option on January 26, 2026, the Company also consummated the sale of an additional 375,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $375,000.

The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering and the partial exercise of the underwriters’ over-allotment option except that, so long as they are held by the Sponsor, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

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

On January 22, 2026, the Sponsor granted membership interests equivalent to an aggregate of 160,000 founder shares to the independent directors of the Company. The membership interests in founder shares granted to the independent directors are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The founder shares have an aggregate fair value of $393,600 or $2.46 per share. The Company recognized stock-based compensation expense of $363,600 on January 22, 2026. The Company established the fair value of founder shares using Monte Carlo Simulation Model prepared by a third-party valuation firm, which takes into consideration the following market assumptions; (i) implied share price of $9.85, and (ii) probability of De-SPAC and instrument-specific market adjustment of 25.0%.

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

Promissory Note — Related Party

On August 5, 2025, the Sponsor had agreed to loan the Company an aggregate of up to $400,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of November 1, 2026, the date on which the Company consummates the Initial Public Offering, or the date on which the Company determines not to proceed with the Initial Public Offering. The Company had borrowed $286,183 under the promissory note, which was repaid at the closing of the Initial Public Offering on January 22, 2026. Borrowings under the note are no longer available.

Due from Sponsor

On January 22, 2026, the Company repaid the Promissory Note to the Sponsor but in excess of the outstanding balance by $25,461. The Sponsor paid the Company $25,461 to refund the overpayment on January 27, 2026. As of March 31, 2026, the Company was owed $375,000 from the Sponsor, which amount is reflected in due from Sponsor on the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026, no such Working Capital Loans were outstanding.

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Administrative Services Agreement

Commencing on January 20, 2026, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended March 31, 2026, the Company incurred $21,000 of administrative services fees which was included in accrued expenses in the accompanying condensed balance sheets.

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

Registration Rights

The holders of the founder shares, the Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On January 26, 2026, the Company consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option. The remaining underwriters’ over-allotment option expired on March 6, 2026.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 22,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On August 18, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding. On January 23, 2026, the underwriters partially exercised their over-allotment option and the sale of Units pursuant thereto was consummated on January 26, 2026, resulting in 625,000 founder shares no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company. As a result, as of March 31, 2026, there were 5,625,000 Class B ordinary shares issued and outstanding.

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

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, approximately 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Marketable Securities held in Trust Account	1	$226,486,330	$—

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $2,900,000 or $0.29 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

January 22, 2026
Volatility	2.5%
Risk free rate	4.00%
Stock price	$9.85
Expected term to business combination (Years)	2.0
Probability of business combination and market adjustment	25.0%

Note 9 — Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheets as total assets. The measure of segment profit or loss is net income or loss as presented in the unaudited condensed statement of operations. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$921,248	$—
Marketable securities held in Trust Account	$226,486,330	$—

For the Three Months Ended March 31, 2026
General and administrative costs	$221,434
Interest income earned on marketable securities held in Trust Account	$1,486,330

The CODM reviews interest income earned on marketable securities held Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and Administrative expense are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements was available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to X3 Acquisition Corp. Ltd. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to X3 Acquisition Management LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 31, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We may seek to extend the completion window consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their public shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our trust account and our capitalization and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require special purpose acquisition companies (such as us) to complete their initial business combination in accordance with the Nasdaq 36-month requirement. If we do not meet the Nasdaq 36-month requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 31, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $913,196 which consists of interest earned on marketable securities held in Trust Account of $1,486,330, change on overallotment liability of $41,900, offset by compensation expense of $393,600 and general and administrative costs of $221,434.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of March 31, 2026, we had $921,248 in cash and working capital surplus of $1,162,945.

On January 22, 2026, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,000,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate.

On January 26, 2026, we consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $25,000,000. Simultaneously with the consummation of the over-allotment option on January 26, 2026, we also consummated the sale of an additional 375,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $375,000.

Following the Initial Public Offering, including the partial exercise by the underwriters of their over-allotment option, and the sale of the Private Placement Warrants, a total of $225,000,000 was placed in the trust account. We incurred total transactions costs amounting to $9,571,416, consisting of $3,375,000 of cash underwriting fee, $5,625,000 of deferred underwriting fee, and $571,416 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $136,680. Net income of $913,196 was affected by interest earned on marketable securities held in Trust Account of $1,486,330, change in Fair Value of Overallotment liability of $41,900, offset by compensation expense of $393,600, payment of operation costs through promissory note of $30,225 and amortization of prepaid expense of $1,085. Changes in operating assets and liabilities used $53,444 of cash for operating activities

As of March 31, 2026, we had marketable securities held in the Trust Account of $226,486,330 (including approximately $1,486,330 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $921,248. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of March 31, 2026, Management believes we may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. We intend to complete the initial Business Combination before the end of the Completion Window. However, there can be no assurance that we will be able to consummate any business combination by the end of the Completion Window.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On January 26, 2026, the Company consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option. The underwriters had 45 days from the date of the Initial Public Offering to purchase the remaining 500,000 Units. On March 6, 2026, the underwriters’ over-allotment option expired for 500,000 Units.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Net Income per Class B Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per Class B Ordinary Share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Class B Ordinary Share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2026, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. On January 26, 2026, we consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option, generating gross proceeds of $25,000,000. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-290299).

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,000,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate. With the consummation of the over-allotment option on January 26, 2026, we also consummated the sale of an additional 375,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $375,000. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination and (ii) will be entitled to registration rights.

Of the gross proceeds received from the initial public offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $225,000,000 was placed in the trust account.

We paid a total transaction costs of $9,571,416, consisting of $3,375,000 of cash underwriting fee, $5,625,000 of deferred underwriting fee, and $571,416 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X3 ACQUISITION CORP. LTD.

Date: May 19, 2026	By:	/s/ Andrew J. Redleaf
	Name:	Andrew J. Redleaf
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2026	By:	/s/ Kenneth J. Weiller
	Name:	Kenneth J. Weiller
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

