Form 10-Q
period 2026-06-30
X3 Acquisition Corp. Ltd.
filed 2026-08-14
CIK 2083493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 22,500,000 Class A ordinary shares (inclusive of shares included in outstanding units), $0.0001 par value per share and 5,625,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

X3 ACQUISITION CORP. LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

X3 ACQUISITION CORP. LTD.

CONDENSED BALANCE SHEETS

	June 30,
	2026	December 31,
	(Unaudited)	2025
Assets:
Current assets
Cash	$644,214	$—
Due from Sponsor	375,000	—
Prepaid expenses	56,947	11,338
Prepaid insurance	90,160	—
Total current assets	1,166,321	11,338
Deferred offering costs	—	236,220
Long term prepaid insurance	66,408	—
Marketable securities held in Trust Account	228,489,882	—
TOTAL ASSETS	$229,722,611	$247,558
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$153,724	$14,500
Accrued offering costs	75,000	21,305
Promissory note – related party	—	255,958
Total current liabilities	228,724	291,763
Deferred underwriting fee payable	5,625,000	—
Total Liabilities	5,853,724	291,763

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 22,500,000 shares at a redemption value of $10.16 and $0 per share at June 30, 2026 and December 31, 2025, respectively	228,489,882	—

Shareholders’ Deficit:

Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 22,500,000 shares subject to possible redemption at June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,625,000 and 5,750,000 shares issued and outstanding(1) at June 30, 2026 and December 31, 2025, respectively	563	575
Additional paid-in capital	—	24,425
Accumulated deficit	(4,621,558)	(69,205)
Total Shareholders’ Deficit	(4,620,995)	(44,205)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$229,722,611	$247,558

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Units; as a result, 625,000 founder shares are no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

X3 ACQUISITION CORP. LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$158,940	$380,374
Loss from operations	(158,940)	(380,374)

Other income
Change in over-allotment liability	—	41,900
Compensation expense	—	(393,600)
Interest earned on marketable securities held in Trust Account	2,003,552	3,489,882
Total other income, net	2,003,552	3,138,182

Net income	$1,844,612	$2,757,808

Basic and diluted weighted average Class A ordinary shares outstanding	22,500,000	19,709,945

Basic and diluted net income per Class A ordinary share	$0.07	$0.11

Basic weighted average Class B ordinary shares outstanding	5,625,000	5,535,221

Basic net income per Class B ordinary share	$0.07	$0.11

Diluted weighted average Class B ordinary shares outstanding	5,625,000	5,625,000

Diluted net income per Class B ordinary share	$0.07	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

X3 ACQUISITION CORP. LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$24,425	$(69,205)	$(44,205)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	(8,890,584)	(5,306,609)	(14,197,193)

Sale of Private Placement Warrants	—	—	—	—	5,375,000	—	5,375,000

Fair value of Public Warrants at issuance	—	—	—	—	3,262,500	—	3,262,500

Allocated value of transaction costs to Public and Private Placement Warrants	—	—	—	—	(164,953)	—	(164,953)

Compensation expenses	—	—	—	—	393,600	—	393,600

Forfeiture of Founder Shares	—	—	(125,000)	(12)	12	—	—

Net income	—	—	—	—	—	913,196	913,196

Balance – March 31, 2026 (unaudited)	—	—	5,625,000	563	—	(4,462,618)	(4,462,055)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,003,552)	(2,003,552)

Net income	—	—	—	—	—	1,844,612	1,844,612

Balance – June 30, 2026 (unaudited)	—	$—	5,625,000	$563	$—	$(4,621,558)	$(4,620,995)

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised. On January 26, 2026, the underwriters exercised their over-allotment option in part and purchased an additional 2,500,000 Units; as a result, 625,000 founder shares are no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

X3 ACQUISITION CORP. LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,757,808
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	30,225
Amortization of prepaid expense	2,169
Interest earned on marketable securities held in Trust Account	(3,489,882)
Compensation expense	393,600
Change in fair value of over-allotment liability	(41,900)
Changes in operating assets and liabilities:
Prepaid expenses	(48,390)
Prepaid insurance	(156,568)
Accounts payable and accrued expenses	139,224
Net cash used in operating activities	(413,714)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(225,000,000)
Net cash used in investing activities	(225,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	221,625,000
Proceeds from sale of Private Placement Warrants	5,375,000
Due from Sponsor	(375,000)
Proceeds from promissory note - related party	(286,183)
Payment of offering costs	(280,889)
Net cash provided by financing activities	226,057,928
Net Change in Cash	644,214
Cash – Beginning of period	—
Cash – End of period	$644,214

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 31, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of June 30, 2026 and December 31, 2025, the amount in the Trust Account is $10.16 and $0.00 per public share, respectively.

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As of June 30, 2026, the Company had cash of $644,214 and working capital of $937,597.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. As of June 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time for one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. The Company intends to complete the initial Business Combination before the end of the Completion Window. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Completion Window.

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $644,214 in cash and no cash equivalents as of June 30, 2026. The Company did not have any cash or cash equivalents as of December 31, 2025.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2026 and December 31, 2025, the marketable securities held in the Trust Account were in U.S. Treasury Securities Money Market Funds.

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

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters’ over-allotment was not fully exercised at the time of the Initial Public Offering. As of June 30, 2026, the remaining underwriters’ over-allotment option has expired (after the underwriters partially exercised their over-allotment option on January 26, 2026) and, accordingly, no related liability is recognized in the Company’s condensed balance sheets.

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(2,900,000)
Proceeds allocated to over-allotment	(251,400)
Class A ordinary shares issuance costs	(8,422,639)
Plus:
Proceeds from exercise of over-allotment option	25,000,000
Proceeds Allocated to Public Warrants	(362,500)
Reclassification of over-allotment liability upon partial exercise	209,500
Class A ordinary shares issuance at cost	(983,824)
Accretion of carrying value to redemption value	14,197,193
Class A Ordinary Shares subject to possible redemption, March 31, 2026	226,486,330
Plus:
Accretion of carrying value to redemption value	2,003,552
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$228,489,882

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,475,690	$368,922	$2,153,135	$604,673
Denominator:
Basic weighted average ordinary shares outstanding	22,500,000	5,625,000	19,709,945	5,535,221
Basic net income per ordinary share	$0.07	$0.07	$0.11	$0.11

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,475,690	$368,922	$2,145,505	$612,303
Denominator:
Diluted weighted average ordinary shares outstanding	22,500,000	5,625,000	19,709,945	5,625,000
Diluted net income per ordinary share	$0.07	$0.07	$0.11	$0.11

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026, there were 11,250,000 Public Warrants and 5,375,000 Private Placement Warrants outstanding.

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

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Warrants

As of June 30, 2026, there were 11,250,000 Public Warrants and 5,375,000 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

If the holders exercise their Public Warrants on a “cashless basis”, they would pay the warrant exercise price by surrendering the warrants for the number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. For purposes of this paragraph, the “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision, reorganizations, recapitalizations or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the “fair market value” will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) “fair market value” means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Note 5 — Related Party Transactions

Founder Shares

On August 18, 2025, the Company issued 5,750,000 founder shares to the Sponsor in exchange for a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses. Up to 750,000 of the founder shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment would be exercised. On January 23, 2026, the underwriters partially exercised their over-allotment option and the sale of Units pursuant thereto was consummated on January 26, 2026, resulting in 625,000 founder shares no longer subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company.

On January 22, 2026, the Sponsor granted membership interests equivalent to an aggregate of 160,000 founder shares to the independent directors of the Company. The membership interests in founder shares granted to the independent directors are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The founder shares have an aggregate fair value of $393,600 or $2.46 per share. The Company recognized stock-based compensation expense of $393,600 on January 22, 2026. The Company established the fair value of founder shares using Monte Carlo Simulation Model prepared by a third-party valuation firm, which takes into consideration the following market assumptions; (i) implied share price of $9.85, and (ii) probability of De-SPAC and instrument-specific market adjustment of 25.0%.

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

Due from Sponsor

On January 22, 2026, the Company repaid the Promissory Note to the Sponsor but in excess of the outstanding balance by $25,461. The Sponsor paid the Company $25,461 to refund the overpayment on January 27, 2026. As of June 30, 2026, the Company was owed $375,000 from the Sponsor, which amount is reflected in “Due from Sponsor” on the accompanying condensed balance sheets.

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use amounts held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. As of June 30, 2026, no such Working Capital Loans were outstanding.

Administrative Services Agreement

Commencing on January 20, 2026, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, there have been $30,000 and $51,000, respectively, incurred of administrative services fees which were included in accrued expenses in the accompanying condensed balance sheets.

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

Registration Rights

The holders of the founder shares, the Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were entitled to a cash underwriting discount of 1.50% of the gross proceeds of the Initial Public Offering, or $3,375,000 in the aggregate, which was paid at the closing of the Initial Public Offering and during the partial exercise of the over-allotment option. Additionally, the underwriters are entitled to a deferred underwriting discount of 2.50% of the gross proceeds of the Initial Public Offering, or $5,625,000 in the aggregate, which is payable to the underwriters based on the total amount of funds remaining in the Trust Account after redemptions of public shares; provided that the underwriters have agreed to waive their rights to the deferred underwriting commissions if the Trust Account is less than $70 million on the closing date of the initial Business Combination.

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 22,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On August 18, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding. On January 23, 2026, the underwriters partially exercised their over-allotment option and the sale of Units pursuant thereto was consummated on January 26, 2026, resulting in 625,000 founder shares no longer being subject to forfeiture. The remaining underwriters’ over-allotment option expired on March 6, 2026, resulting in 125,000 founder shares being forfeited to the Company. As a result, as of June 30, 2026, there were 5,625,000 Class B ordinary shares issued and outstanding.

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

X3 ACQUISITION CORP. LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$228,489,882	$—

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

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheets as total assets. The measure of segment profit or loss is net income or loss as presented in the unaudited condensed statements of operations. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$644,214	$—
Marketable securities held in Trust Account	$228,489,882	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$158,940	$380,374
Interest earned on marketable securities held in Trust Account	$2,003,552	$3,489,882

The CODM reviews interest income earned on marketable securities held in theTrust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and Administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 31, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We may seek to extend the Completion Window consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who would be provided the opportunity to redeem all or a portion of their public shares in connection with the vote on such approval. Such redemptions would decrease the amount held in our Trust Account and our capitalization and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require special purpose acquisition companies (such as us) to complete their initial business combination in accordance with the Nasdaq 36-month requirement. If we do not meet the Nasdaq 36-month requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 31, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,844,612 which consisted of interest earned on marketable securities held in Trust Account of $2,003,552, offset by general and administrative costs of $158,940.

For the six months ended June 30, 2026, we had a net income of $2,757,808 which consisted of interest earned on marketable securities held in Trust Account of $3,489,882, change on over-allotment liability of $41,900, offset by compensation expense of $393,600 and general and administrative costs of $380,374.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2026, we had $644,214 in cash and working capital surplus of $937,597.

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

For the six months ended June 30, 2026, net cash used in operating activities was $413,714. Net income of $2,757,808 was affected by interest earned on marketable securities held in Trust Account of $3,489,882, change in Fair Value of Overallotment liability of $41,900, offset by compensation expense of $393,600, payment of operation costs through promissory note of $30,225 and amortization of prepaid expense of $2,169. Changes in operating assets and liabilities used $65,734 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $228,489,882 (including approximately $3,489,882 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $644,214. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of June 30, 2026, Management believes we may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On January 26, 2026, the Company consummated the closing of an additional 2,500,000 Units sold pursuant to the underwriters’ over-allotment option. The underwriters had 45 days from the date of the Initial Public Offering to purchase the remaining 500,000 Units. On March 6, 2026, the underwriters’ over-allotment option for the remaining 500,000 Units expired .

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

X3 ACQUISITION CORP. LTD.

Date: August 14, 2026	By:	/s/ Andrew J. Redleaf
	Name:	Andrew J. Redleaf
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Kenneth J. Weiller
	Name:	Kenneth J. Weiller
	Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

